Form 10-K
period 2022-12-31
One World Ventures Inc
filed 2023-04-04
CIK 1763657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

One World Ventures, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-56498	83-1516178
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3370 Pink Place, Ste. F

Las Vegas, NV 89019

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	None.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $13,739,690 on June 30, 2022

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of March 29, 2023, was 851,074,011 shares of its $0.001 par value common stock.

Documents incorporated by reference: None

One World Ventures, Inc.

GLOSSARY FOR CRYPTO TERMS

Throughout this prospectus, we use a number of industry terms and concepts which are defined as follows:

•	Altcoin: Cryptocurrencies other than Bitcoin. They share some characteristics with Bitcoin but are also different in order to appeal to a wide variety of users.
•	Bitcoin: Bitcoin is a decentralized digital currency, without a central bank or single administrator, that can be sent from user to user on the peer-to-peer bitcoin network without the need for intermediaries.
•	Block: Synonymous with digital pages in a ledger. Blocks are added to an existing blockchain as transactions occur on the network. Miners are rewarded for “mining” a new crypto asset.
•	Blockchain: A cryptographically secure digital ledger that maintains a record of all transactions that occur on the network and follows a consensus protocol for confirming new blocks to be added to the blockchain.
•	Consensus Mechanism: Bitcoin uses a Proof-of-work (POW) as the Consensus Mechanism.
•	Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.
•	Crypto Asset or Digital Asset: Bitcoin and alternative digital forms of money, or ‘altcoins’, launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange or store of value. This term is inclusive of Litecoin, and Bitcoin Cash, but not securities.
•	Cryptocurrency: Bitcoin and alternative coins, or ‘altcoins’. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.
•	Cryptocurrency Datacenter: Cryptocurrency datacenters are specialized in order to house the miners and differ from datacenters in that they don’t need robust backup power systems, downtime that is critical to datacenters is much less of a concern to cryptocurrency datacenters, power and cooling are much more important to cryptocurrency datacenters as the miners are running at full capacity all the time.
•	Crypto economy: A new open financial system built upon crypto.
•	Cryptocurrency mining: Is the process of verifying blockchain transactions for a reward. Miners are paid for their work, through the discovery of cryptocurrency, altcoins or digital tokens. In order to discover those cryptocurrencies, altcoins or digital tokens, you’ll need to solve complicated puzzles.
•	Crypto mining hosting: Also known as “Hosting”; is where a host will build a space, and provide access to resources such as electricity, security, climate control, and internet in order for individuals or entities who will then rent that space to install their own miners in order to allow them to add new transactions to Blocks, and verify Blocks created by other miners, for a fee.
•	Fork: A fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new token.
•	Hash rate: The hash rate is the measuring unit of the processing power of a blockchain network (1 Mhash/s indicates 1 million hash calculations are done every second).
•	Hosting Equipment: Includes the purchase and installation of power distribution units, power supply units, transmission and metering technology, ventilation of the facility and equipment, security, cooling systems to maintain appropriate temperature, and rack systems to hold the miners.
•	Miner: Also known as a Cryptocurrency Miner, is a high powered computer or group of computers that has specialized miner hardware installed and connected to the internet. These computers are dedicated to a process of solving puzzles through mining of cryptocurrencies.
•	Mining: generally refers to the process of performing certain functions for a network such as adding new records to a blockchain in exchange for mining rewards; it may also refer to other mechanisms whereby rewards (usually in the form of cryptocurrency) are provided for performing other tasks helpful to the network. Blockchain-based networks usually require that mining that involves adding new records to a blockchain is difficult or expensive in some way in order to make it difficult to forge an alternative copy of the blockchain, so as to help ensure that the blockchain remains secure and reliable. Miners adding records to a blockchain select which records to group together and add from the complete digital records of all network operations that users intend to perform but which have not yet been added.
•	Network: The collection of all Miners and Nodes that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.
•	Node: A server that maintains a record of the Blockchain and can communicate with other Nodes on the Network to propagate new Transactions. Nodes can also maintain Wallets and safeguard Private Keys.
•	Protocol: A type of algorithm or software that governs how a blockchain operates.
•	Wallet: A place to store public and private keys for cryptoassets. Wallets are typically software, hardware, or paper-based.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “OneWorld”, “OWVI,” “we”, “us” and “our” are references to One World Ventures, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1. Business

BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Offering Circular, including those set forth above in the Special Cautionary Note Regarding Forward-Looking Statements or under the heading “Risk Factors” or elsewhere in this Annual Report on Form 10K.

Our Company

Cryptocurrency Datacenter Overview

Our goal is to become a cryptocurrency datacenter hosting company for cryptocurrency miners that will utilize technologies, beneficial environmental factors and low-cost electricity to host cryptocurrency miners. Our plan is to rent space to our clients to install their own miners and to connect them to the electric grid as a hosting facility. As such, our planned facility will house and allow our clients to operate their miners to mine cryptocurrency. Our hosting services will be to provide our clients with a secure datacenter, access to electricity, climate controlled facility, internet and maintenance. We believe we can achieve this through a fully integrated infrastructure platform, access to low-cost power and directly owning and operating a majority of the components of our own customized mine hosting sites and machinery. Our purposely designed infrastructure and location will afford us the ability to maintain low operating costs and manage energy consumption, which provides significant advantages in driving profitability across a variety of cryptocurrency market conditions.

Our plan is to purchase property, in Wyoming, and build a cryptocurrency datacenter and cryptocurrency mine hosting service. We plan to purchase the property in the State of Wyoming and build our datacenter there, due to the cooler weather, amount of renewable energy and lower cost of energy that can be found. We are currently analyzing properties in Wyoming but have not made any decisions and are not in any negotiations with any properties as of this annual report on Form 10K. Our planned operations within this segment comprises of the following revenue source:

•

Cryptocurrency Datacenters. As of this annual report on Form 10K, we plan to place our cryptocurrency datacenters in the State of Wyoming, due to its climate, the cost of land, the current availability of renewable energy, the future growth of renewable energy, the price and availability of energy in general.

Our cryptocurrency datacenter operations will generate revenue in the form of rent payments from cryptocurrency mining companies that will install their own miners and allow us to provide a hosting service. Our business will be the renting and providing of space for miners that our clients will pay for and connecting them to the electric grid, as such, our planned facility will solely house the miners which allows our clients to mine cryptocurrency. As part of our hosting service we will provide access to electricity (which the miners will pay on a pro-rata usage basis), maintenance of the miners, climate controls and security. Our goal is to have generated revenues from clients for hosting and maintaining their mining operations. We are not doing any mining of cryptocurrency; we do not plan on owning any miners and do not plan or intend to accept cryptocurrency as a form of payment for our services. After our initial startup we intend to rapidly increase our cryptocurrency datacenter hosting capacity by increasing the number of spaces for miners we can host in order to increase our revenue as well as expanding our facilities to be able to host more cryptocurrency mining companies.

Planned Mine Hosting Operations

We currently plan to build an approximate 50,000 square foot cryptocurrency mine hosting facility in Wyoming.

Structure and envelope

We plan to construct our cryptocurrency mining datacenter out of lightweight materials-including the exterior walls, roof, and windows—such as a storage facility or warehouse. This construction will be akin to a Level 1 basic facility as defined in the Telecommunications Industry Association (TIA) 942 Standard. A Level 1 basic facility has the least resiliency of the four levels in terms of systems reliability, handling extreme weather events, security, and many other criteria. The standard further defines a Level 1 basic facility as being prone to operational errors or spontaneous failures of site infrastructure components that result in a datacenter disruption.

A Level 1 basic facility datacenter will have little or no redundancy in the cooling systems, which we don’t need as redundancy is not critical to cryptocurrency mining as compared to a typical enterprise datacenter such as the ones operated by Amazon or Microsoft, which need redundancy in order to protect critical information. Lower reliability systems do not use redundant equipment, such as pumps, chillers, and air-handling equipment. In this scenario, our mechanical rooms will be smaller because there is less equipment. We will use this extra space for additional mining servers, which will be advantageous for our mining operation as we can fit more miners in but it will increase the required power and cooling capacity of our cryptocurrency datacenter. The inside of the facility we plan to build will have a large, high-bay warehouse-style interior, which allows for the flexibility and working space necessary when installing thousands of mining servers.

Cooling and air distribution

In a traditional datacenter, the servers are mounted in a cabinet or rack that secures the server in place, allows for cable management, and aids in airflow. In a cryptocurrency mining datacenter, the servers are mounted on industrial shelving units, allowing for quick replacement in case of server failure. This shelving arrangement offers cost advantages for procuring the products and labor to install the shelving.

One of the advantages of using the industrial-type shelving to hold the computers is the openness of the installation. The miners are placed on the shelving in a manner that permits the air to flow above, below, and on both sides. In this arrangement, there is no formal airflow management, such as a hot-aisle/cold-aisle configuration; the air temperature entering the servers is nonhomogeneous and will vary greatly. The temperatures are generated by a combination of convective forces and air mixing at the discharge of the server fans. When comparing this with an enterprise datacenter, there are major differences. A typical enterprise datacenter has servers stacked within cabinets, and the cabinets are placed side by side. The intent is to create airflow patterns that are generally very controlled, with the inlet at the face of the server and discharge from the back. This arrangement results in much more predictable and controlled air-temperature gradients, which is not necessary in a cryptocurrency datacenter.

Cryptocurrency mine hosting equipment

In order to host the mining of cryptocurrency we will need to purchase and install the necessary cryptocurrency mine hosting equipment. This equipment will include cooling systems for the warehouse and the miners in order to control the temperature of the building and the miners that are inside. We will purchase power distribution units and power supply units in order to power the miners. The warehouse will be equipped with ventilation systems in order to increase the air flow throughout the warehouse and assist in cooling the miners. The Company plans on installing a security system for the complex in order to protect the equipment and miners located inside. Lastly, we will also purchase open frame mining racks in order to house the miners.

Cryptocurrency mine hosting

As a cryptocurrency mine hosting service, we will not be actually mining any cryptocurrency ourselves and as such we will not receive any cryptocurrency or cryptocurrency assets, either through mining or payments from our miners. Our mining clients will use their miners in order to mine cryptocurrency for themselves and pay us a monthly rent for the use of the space from us. Because the clients are providing their own miners the rent will be based on the amount of space used, electricity usage, maintenance and security fees we charge. We will only accept fees in United States Dollars and will not accept payments in any form of cryptocurrencies.

Because we are planning on basing our mine hosting operations in Wyoming, we will have access to a cooler climate, and environmentally beneficial and low-cost power as leverage. After securing the property and constructing the datacenter facility, our focus will then be on sourcing the latest cryptocurrency mine hosting technology and engaging in transactions to align our interests with those of other key industry stakeholders, including equipment manufacturers and high-performance computing infrastructure managers.

Location of Datacenter and Power Supply

We intend on strategically locating our sites in Wyoming due to its cooler weather, investor-owned power market and abundance of low-cost renewable energy resources. While in the beginning, we will likely have to rely on a large portion of fossil fuel produced energy, we are dedicated to helping support the environmentally friendly mining of cryptocurrency, as we firmly believe that this will be critical to the long-term adoption and success of cryptocurrency and its uses. Our planned future operations will be located in Wyoming, which, according to the United States Energy Information Association, produces 13 times more energy than it consumes, and is ranked third in the United States in wind-powered electricity generation, producing almost 22% of the United States’ total wind generation in 2021. Wyoming has some of the greatest wind resources in the nation, especially in the southeastern corner of the state, which bodes well for increased wind energy generation in the future. From 2020 to 2021 the amount of wind powered-generating capacity nearly doubled to just over 3,000 megawatts. Coal fired power plants energy usage has also been reduced from 97% in 2003 to 73% in 2021, a 24% decrease in eighteen years, according to the United States Energy Information Association. We plan to locate our sites to efficiently utilize low-cost energy and potential renewable energy, such as wind power, provided by third parties in order to maintain a close proximity to our power sources.

Our planned location in the cooler Northwestern United States and access to abundant low-cost power should allow us to cool the miners at lower cost than if we were located in warmer regions, resulting in our ability to maximize crypto asset mining operations through low variable costs and cost per MW. Our current focus is on hosting cryptocurrency miners for monthly rent payments based on the amount of space our potential clients rent. Our clients will pay for the electricity they use, which we will calculate through the use of software and manufacturers electricity usage guides for the miners themselves, on a pro-rata basis, as such, the cost of electricity will be a varied part of the client’s rent payment. As substantially all of our revenue will be from hosting cryptocurrency mining, the price of energy is very important to our business, as it will entice clients to use our facility from which to operate their miners.

We believe that cryptocurrency miners may also ascribe value to the environmentally beneficial manner in which it was mined in the United States because with the cooler temperatures and the use of energy that would potentially be wasted as unused our operations would be less harmful to the environment than other cryptocurrency mining operations that use energy produced from fossil fuels and that require more energy due to the warmer climates. Furthermore, while our focus is currently on the hosting of cryptocurrency miners, our clients may utilize their miners for other crypto assets depending on market conditions, including the relative values of such other crypto assets, and other factors. We intend to operate with flexibility and a goal of maximizing value from our operations. To this end, our business strategy continues to be acquiring power at the lowest rates in an environmentally beneficial fashion, creating enough space for clients’ miners to be installed, and re-investing proceeds from our hosting of crypto asset mining operations in acquiring additional space for more miners.

Cryptocurrency Mining

Bitcoin, and Litecoin, are forms of cryptocurrency, and are crypto assets that are designed to work as a secure and decentralized medium of exchange. Digital assets exist on a block chain which is a network of computers that together store the history of transactions and validate new transactions without the need for a trusted, central intermediary. Using a block chain, value can be sent from one account to another in a matter of minutes and with full certainty without requiring the involvement of a bank or financial institution. Each computer on the network stores a copy of all the past transactions and the balance of every account.

Each account is identified by a “public key,” the address to which funds are sent to and from. To access the account, however, a “private key” is needed. This private key is closely guarded by the holders of crypto assets, as anyone who possesses the private key for an account can access that account and transfer value. As a result of the relationship between public keys and private keys, every transaction ever done on the block chain is available for public viewing in perpetuity, but the owners of the accounts may be anonymous.

Cryptocurrency networks infrastructure are collectively maintained by a decentralized, public user base who are either volunteers or are rewarded with further cryptocurrency. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the coins and instead value is determined by supply and demand.

A cryptocurrency is a type of decentralized, encrypted digital asset that acts as a medium of exchange and/or store of value. Cryptocurrencies are a popular application of block chain technology, enabling transactions on the network to be settled, confirmed and stored in a distributed public ledger through a process called mining. Cryptocurrencies are not backed by a central bank or governmental entity, have no physical form and are usually not tied to a value index. Additionally, the supply of a cryptocurrency may be fixed. Bitcoin, for example, has a maximum supply of 21 million bitcoin, which is expected to be reached in 2140 and after which no additional bitcoin will be minted. As of September 30, 2021, approximately 18.8 million bitcoins have been minted.

Most block chains validate transactions via a process called “proof of work,” which requires that computers compete to solve a complex cryptographic puzzle. Solving this puzzle essentially requires random guesswork and computers generate millions of guesses to arrive at the correct answer, which is referred to as “mining.” The computer that solves the puzzle is rewarded with a crypto asset. Bitcoin for instance, recognizes that over time the computing power devoted to mining can increase or decrease, every 10 minutes the Bitcoin network re-calibrates the difficulty of the puzzle to keep a 10-minute delay between each time the puzzle is solved. This delay is known as the “block time.” Other cryptocurrencies have similar blocking features.

We plan to host cryptocurrency miners by renting space to clients to install their own miners, to allow our clients to solve these complex cryptographic puzzles. In return for solving a block, our clients will receive a Bitcoin or other crypto asset reward, depending on the block chain, which they would hold for their account and attempt to sell opportunistically on the market or directly to purchasers to generate a profit. Miners measure their capability in terms of processing power, which is known in the industry as “hashing” power. Hashing power is measured in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” Generally speaking, miners with greater hashing power relative to other miners attempting to solve a block have a higher chance of solving the block and receiving a crypto asset award.

Since the inception of cryptocurrency networks, more and more miners have entered the market competing for the limited number of blocks that are regularly added to the block chains. The resulting tremendous increase in network hash rate has resulted in increasing levels of “difficulty” being implemented by cryptocurrencies such as the Bitcoin network, over time. As a result, an individual miner’s chances of adding a new block to the block chain in a given period of time has decreased, creating volatility in a miner’s revenue stream.

While we will not be responsible for actual mining of cryptocurrencies, we continue to monitor and evaluate the crypto asset market, we do not intend to mine crypto assets for ourselves, only to be a host for our crypto mining clients. We will consider factors such as market acceptance, value of the underlying crypto asset, cost to mine, mining equipment and resources required, and impact on our results of operation in making any future determination on what type of assets to further invest in.

Cryptocurrency Uses

We believe block chain and cryptocurrencies serve multiple purposes and can make a significant impact across multiple business sectors. We believe cryptocurrencies have numerous advantages over fiat currencies, although there are potential risk factors that are not present with fiat currencies. See “Risk Factors — Risks Related to Governmental Regulation and Enforcement.” Cryptocurrencies’ advantages include:

•	decentralized store of value, supply of which may not be influenced by the monetary policy of governmental authorities or financial institutions;

•	providing simplified and direct access to financial services;

•	encrypted and secure digital assets;

•	immediate settlement of transactions without relying on an intermediary financial institution; and

•	cryptocurrency can be converted to fiat currencies at prevailing market prices for the relevant cryptocurrency.

The Miners

Cryptocurrencies are mined on specialized computers that utilize an algorithm to guarantee the integrity of blocks in the block chain using a specific hash function to solve the algorithm. The hash function can be efficiently computed on a special mining device called ASIC using the SHA-256 cryptography algorithm, which is the block hashing algorithm used by the bitcoin network to hash new blocks on the block chain. SHA stands for Secret Hash Algorithm, and it converts any input into a 32-byte output, creating output data hashes that always have 256 digits. The main suppliers of bitcoin miners are Bitmain and MicroBT, each of which control a significant amount of the miner market, with other major suppliers including Ebang and Canaan.

Miners are rewarded in cryptocurrencies and transaction fees in proportion to their processing contribution to the network. Miners are relatively energy intensive and produce a high amount of heat. We plan to host cryptocurrency mining and allow our clients to operate miners efficiently at a low cost, as such we endeavor to procure low-cost energy sources, by locating the miners in cool climates and implementing efficient cooling methods.

Network Hash Rate

Mining hardware conducts complex computations to verify transactions in the block chain and is measured in “hash rate” or “hashes per second.” Each computation is considered a single hash and the speed at which these problems can be solved by the miners is the hash rate. The total hash rate is a measure of the computing power of the network and is a key security metric. A participant in a block chain network’s mining function has a hash rate total of its miners seeking to mine a specific digital asset and, system-wide, there is a total hash rate of all miners seeking to mine each specific type of digital asset. A higher total hash rate for a mining participant relative to the block chain network’s total hash rate generally results over time in a corresponding higher success rate in digital asset rewards as compared to other mining participants with relatively lower total hash rates.

Mining Difficulty

Mining difficulty refers to the level of processing power (hash rate) required for a complex cryptographic block to be solved and authenticated. Once the hash power of the network or the total hash rate is increased or decreased, mining difficulty automatically adjusts this increase or decrease to its corresponding computing requirement for verifying a block. The higher the number of miners in the network effectively results in a higher mining difficulty. As more processing power is added to the network, the difficulty increases.

Cryptocurrency Recent Events

In May 2021, China’s State Council announced a ban on crypto mining and trading activities and banned Chinese financial institutions and payment companies from providing services related to cryptocurrency transactions. In June 2021, China started actively issuing notices and invoking measures to shut down all crypto mining projects in its provinces. In September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchanges services taking place in China, effectively making all crypto-related activities illegal in China. As a result, there have been three major effects on the global crypto mining industry:

1.

Chinese crypto miners accounted for over half of global bitcoin production as of June 2021. As a result of China’s ban on crypto mining, bitcoin mining operations in other locations such as in the United States have seen higher coin rewards due to their proportionally increased hash rate to that of the total hash rate of the bitcoin network.

2.

China used to be the major global supplier for crypto mining equipment, but with the recent constrictions from the Chinese government, non-Chinese miner manufacturers saw an increase in demand for their products. Also, the rapid sell-off of existing mining equipment from the shutdown Chinese crypto miners have allowed non-Chinese mining companies to purchase miners at a reduced price for a short period of time.

3.	Suitable sites to locate miners are scarce, placing a premium on controlled growth by mining companies that own their own sites and facilities.

Economic Conditions

Market Price of Cryptocurrencies

Our business is heavily dependent on the spot price of cryptocurrencies due to higher prices of cryptocurrencies driving higher mining demand. The prices of cryptocurrencies, specifically bitcoin, have experienced substantial volatility, and high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting. Bitcoin (as well as other cryptocurrencies) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity and market demand.

Halving

Further affecting the digital asset mining industry, and particularly relevant to the bitcoin block chain, is the fact that the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof-of-work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.”

For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block. The bitcoin block chain has undergone halving three times since its inception as follows: (1) on November 28, 2012, at block 210,000; (2) on July 9, 2016, at block 420,000; and (3) on May 11, 2020, at block 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halving for the bitcoin block chain is anticipated to occur in March 2024, at block 840,000. This process will recur until the total amount of bitcoin currency rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of bitcoin, and potential increases or decreases in prices in advance of or following a future halving are unknown.

Block chain Difficulty

The increase in mining difficulty and hash rate proportionally reduces the mining proceeds of the equipment and eventually requires mining operations to upgrade their mining equipment to remain profitable and stay ahead of other mining operations.

Electricity Costs

Electricity costs will be our largest operating cost and a determining factor for potential cryptocurrency miners, as they will be paying for the electricity they use. Those factors are why we are planning on building in the State of Wyoming, due to its lower cost of electricity, cooler weather, and its current and future renewable energy production. We currently plan to have clients pay for the electricity they use, which we will calculate through the use of software and manufacturers’ electricity usage guides for the miners themselves, on a pro-rata basis, as such the cost of electricity will be a varied part of the client’s rent payment. We also intend to structure our contractual obligations with our power supplier to appropriately manage risks related to electricity costs by (1) securing low cost, fixed rate power for long-term, multiyear contracts (2) look to secure power from nearby renewable energy producers and (3) in the future we may further research and potentially install our own renewable energy source, power generation facility or leasing out property to renewable energy firms, so that they may place renewable energy on our property. We have done minimal research on potential renewable energy resources but we have not taken any steps to install any renewable energy sources. Presently we will solely rely on the local utility provider to provide us with energy from their grid, which is partly powered by renewable energy resources, such as wind power. The estimated cost of power used by us in connection with our operations was approximately 4.0 cents per kWh for the period ended June 30, 2022 as provided by the local power company website. We currently have no plans to use carbon credits to offset our emissions.

Equipment Costs

The cost of mine hosting equipment can be unpredictable and could also be significantly higher than our competitors historical cost for mine hosting equipment. As a result, at times, we may obtain mine hosting equipment and other hardware from third parties at higher prices, to the extent they are available. For example, beginning in late 2021 according to a report on CNN, published on January 25, 2022, manufacturers and other buyers of computer chips had less than five days’ worth of supply, compared to 40 days in 2019, according to Evernex. The impact has been to extend the lead times on crucial equipment; jumping from a standard four to eight weeks, companies can now wait up to 52 days due to strained supply chains constricting production – most notably network switches and servers.

(https://www.evernex.com/blog/the-global-supply-chain-crisis-is-reaching-data-center-how-can-they-limit-the-damage/) Due to this shortage of mine hosting equipment the prices have been increasing over the recent past and there can be no assurance that they will not continue to increase in the future.

Competition

In addition to factors underlying the cryptocurrency mine hosting business growth and profitability, our success greatly depends on our ability to compete with other mine hosting operations.

The cryptocurrency mining industry is constantly evolving, and cryptocurrency miners can range from individual enthusiasts to professional mining operations with dedicated mining sites. We plan to compete with respect to access to low-cost power, cooler weather, access to renewable energy from third parties, operational efficiency, technological innovation and return on investment. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of cryptocurrency datacenter mining equipment, the ability to raise capital, obtaining low-cost electricity, and obtaining access to energy sites with reliable sources of power and evaluating new technology developments in the industry.

Several U.S. and international publicly traded and private companies will compete with us, will have larger hash rates, more miners, guaranteed electricity, lower power prices and will be better funded. Some of those companies include the following we have identified as our publicly traded competitors:

•	Bitfarms Ltd. (formerly Blockchain Mining Ltd);

•	Cipher Mining;

•	Hut 8 Mining Corp.;

•	Northern Data AG;

•	Stronghold Digital Mining, Inc.

As of the date of this annual report on Form 10K, information concerning the specific activities of these enterprises is not readily available as many participants in this sector do not publish information publicly or the publicly available information may be unreliable. The availability and reliability of published sources of information relating to cryptocurrency cannot be assured.

To stay competitive in the evolving cryptocurrency mining industry, and the hosting, thereof, both against new entrants into the market and existing competitors, we anticipate that we will have to consistently continue to expand our miner fleet, which could include purchasing the latest generation of miners, as well as potentially innovating to develop and implement new technologies and mining solutions.

Proof-of-stake networks also serve as competition to the bitcoin block chain. As proof-of-stake algorithms create new blocks in a block chain without resource intensive calculations to validate transactions, companies with significant advantages in terms of scale or low-cost power may be less competitive on a proof-of-stake network.

Seasonality

Miners are relatively energy intensive and produce a high amount of heat. Typically, machines operate more efficiently in the colder seasons when operators do not need to utilize as many cooling methods.

Property

Our principal executive offices are located at 3370 Pinks Place, Ste. F, Las Vegas, NV 89102. Our mailing address is 3395 S. Jones Blvd., Suite 337, Las Vegas, NV 89146, and our telephone number is (702) 331-9700. Our website is www.oneworldventuresinc.com and our email address is info@oneworldventuresinc.com.

Employees

Including our Officers and Directors we have three full-time employees of our business or operations who are employed at will by One World Ventures, Inc. We anticipate adding additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating needed staff in the near future.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceeding.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company’s common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company’s common stock. If any of the following risks actually occurs, the Company’s business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the price of the Company’s common stock could decline, and one could lose all or part of one’s investment. One should also refer to the other information set forth in this report, including the Company’s consolidated financial statements and the related notes.

The Company has only a limited operating history with respect to its new business and may never be profitable.

Since the Company only recently began its new business, it is difficult for potential investors to evaluate the Company’s future offering. The Company will need to raise enough capital to be able to fund its operations. There can be no assurance that the Company will be profitable or that the Company’s securities will have any value.

Any forecasts the Company makes concerning its operations may prove to be inaccurate. The Company’s prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development.

As of the date of this annual report on Form 10K the Company has not located, purchased or found any property on which it plans to build its cryptocurrency mining datacenter. There can be no assurance that the Company will generate any material revenue from its proposed cryptocurrency miner hosting services.

We have a history of losses and have generated only minimal revenue.

During the period ended December 31, 2021, we had a net loss of $5,546. During the year ended December 31, 2022, we had a net loss of $1,154,336. As such for the years ended December 31, 2021 and 2022, we have only generated minimal revenues of $62,340 and $62,340 for the years ending December 31, 2021 and 2022, respectively. We have not generated any revenues from our planned operations. There can be no assurance that we will ever be profitable.

The Company needs capital to implement its business plan.

The Company needs capital in order to operate. As a result, the Company may need to raise the capital it needs in future offerings of its securities. The Company does not know what the terms of any future capital raising may be, but any future sale of the Company’s equity securities will dilute the ownership of existing stockholders and could be at prices substantially below the market price of the Company’s common stock, should a public market ever develop for the Company’s common stock. The failure of the Company to obtain the capital which it requires may result in the slower implementation of the Company’s business plan.

Because we are subject to risks associated with our need for sufficient real property and a continuous source of significant electric power at economically favorable prices, and our current efforts and negotiations for these resources to commence operations at our planned Wyoming facilities may ultimately be unsuccessful.

Our planned cryptocurrency mine hosting operations require both land on which to build the facility, allow for the installation of cryptocurrency datacenter equipment and significant amounts of electric power to operate such equipment. We have yet to secure a binding definitive agreement to lease or purchase land to build the facility and install cryptocurrency datacenter equipment. There may not be an alternative source of electricity, or the resources needed to access it, and the establishment and growth of our cryptocurrency mining hosting operations may be stifled or hindered as a result.

To the extent, in the future, if we decide to add space for additional miners or upgrade the space for new miners which require greater surface areas and/or higher energy inputs, our land and electricity requirements would grow. If we are unable to continue to obtain sufficient electric power for our clients to operate the miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in adding space to host more client’s miners. There can be no guarantee that our operational costs will not increase in the future, in which case there can be no assurance that we can obtain the needed space or energy at acceptable prices, volume and other terms, if at all.

Additionally, our mine hosting operations could be materially and adversely affected by prolonged power outages, and we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electric power.

We currently plan to have our clients pay for the electricity they use, which we will calculate through the use of software and manufacturers electricity usage guides for the mining equipment themselves, on a pro-rata basis, as such the cost of electricity will be a varied part of our client’s rent payment. An increase in electricity costs could at some point make mining less profitable to a point that we could lose clients.

Because more processing power is needed to solve the more complex cryptographic puzzles, we will require more space and energy over time. The need for additional space and energy will increase our costs and potentially may not be available.

As cryptographic puzzles become more difficult, clients will need to increase their processing power by adding more and better miners. Adding additional upgrades for high end miners may require more space to house them and they will typically use more energy, both of which may not be available to us. While we plan on having our clients pay the increased energy costs, we cannot guarantee that we will be able to add the space needed to house the additional miners or that the clients will be willing to pay those increased costs.

Our mine hosting operating costs could outpace our mining hosting revenues, which would continue to put a strain on our business or increase our losses.

Our mine hosting operations will be costly and our expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

The cost of obtaining new and replacement parts for our hosting services will likely continue to be highly capital intensive, which may have a material and adverse effect on our business and results of operations.

Our mine hosting operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with our clients’ operations are lower than the price of the cryptocurrency our clients mine.

Additionally, as mining technology evolves, we may need to upgrade our facilities to allow for the installation of newer models of miners to remain competitive in the market. Alternatively, even absent defects or reductions in computing power, miner models are upgraded frequently, and we are and will continue to be subject to either higher competitive pressure to keep our facility compatible with the upgraded miners as a result or will be forced to expend large amounts of capital to remain competitive and maintain a facility that can optimally house the new miners.

As part of our mining hosting services, we will rent space to clients to install their own miners. As the need for more processing power occurs, there may be an additional need for more space to house those additional miners. We may not be able to provide enough space to install additional miners in the future.

Inevitably, older hosting and related equipment we deploy will need to be repaired or replaced as a product of ordinary wear and tear and depreciation and/or competitive forces in the marketplace or other factors rendering miners and related equipment obsolete. Any upgrading we may need or choose to undertake will require substantial capital investment, and we may face challenges in locating the requisite capital in a timely manner and/or on terms favorable to us or not highly dilutive to our investors. If we are unable to obtain adequate numbers of new and replacement equipment, such as cabling, cabinets, or servers, in sufficient quantities or without delay, we may be unable to compete in our highly competitive and continuously developing industry. If this happens, we may not be able to host the clients’ miners as efficiently relative to our competition or at all and, as a result, our business and financial results could suffer which could, in turn, have a material adverse effect on the trading price of our common stock.

We may not be able to effectively manage our growth, which would impair our results of operations.

The Company intends to expand the scope of its operating activities significantly. If the Company is successful in executing its business plan, it will experience business growth that could place a significant strain on operations, finances, management, and other resources.

The ability to effectively manage growth may require the Company to substantially expand the capabilities of administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that the Company will be successful in recruiting and retaining new employees or retaining existing employees.

The Company cannot provide assurances that management will be able to manage this growth effectively. The failure to successfully manage growth could materially adversely affect its business, financial condition or results of operations.

The Company is dependent on its management and the loss of any of its officers could harm the Company’s business.

The Company’s future success depends largely upon the experience, skill, and contacts of the Company’s officers. The loss of the services of these officers may have a material adverse effect upon the Company’s business.

We may face business disruption and related risks from the recent pandemic of the novel coronavirus 2019 (COVID-19) which could have a material adverse effect on our business.

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been subjected to suspensions due to quarantines intended to contain this outbreak. The spread of SARS CoV-2 resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. International stock markets reflect the uncertainty associated with the slow-down in the economy. The reduced levels of international travel experienced since the beginning of January 2020, and the significant declines in the Dow Industrial Average were largely attributed to the effects of COVID-19. We are still assessing the impact COVID-19 may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

We may become subject to litigation, which could materially and adversely affect us.

In the future, we may become subject to litigation or enforcement actions, including claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity for our common stock if and when it is publicly traded.

Trades of the Company’s common stock, should a market ever develop, may be subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

We are dependent on our telephone, Internet and management information systems for cryptocurrency mine hosting operations.

Our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis and our ability to manage our computers, software, manage sales and marketing activities and maintain efficient operations through our, internet, telephone and management information systems. A significant disruption in our telephone, Internet or management information systems could harm our relations with our potential clients and the ability to manage our operations. We can offer no assurance that our back-up systems will be sufficient to prevent an interruption in our operations in the event of disruption in our management information systems, and an extended disruption in the management information systems could adversely affect our business, financial condition and results of operations.

Online security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in our cryptocurrency mining hosting services. Substantial or ongoing security breaches of our system or other Internet-based systems could significantly harm our business. Any penetration of our network security or other misappropriation of our users’ personal information could subject us to liability. We may be liable for claims based on unauthorized access to accounts, fraud, or misuse of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. We will rely on licensed encryption and authentication technology to effect secure transmission of confidential information. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect customer transaction data. We may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal our client’s information, cryptocurrency or cause interruptions in our operations. We cannot guarantee that our security measures will prevent security breaches. Any breach resulting in misappropriation of confidential information would have a material adverse effect on our business, financial condition and results of operations.

Changing technology could adversely affect the operation of our business.

The Internet, cryptocurrency, cryptocurrency mining, computer hardware, and the internet of things are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer preferences. Our future success will depend on our ability to adapt to rapidly changing technologies and address our customers’ changing preferences. However, we may experience difficulties that delay or prevent us from being able to do so.

Risks Related to Certain Conflicts of Interest

We expect to be a ”controlled company” within the meaning of NASDAQ rules and, as a result, will qualify for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

Management collectively holds more than 50% of the voting power for the election of directors of our company. As a result, we expect to be a controlled company within the meaning of NASDAQ corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, company or group of persons acting together is a controlled company and will not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

•	a majority of the Board consist of independent directors under Nasdaq rules;

•	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain quoted on the Pink OTC Markets and as a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management— Controlled Company Status.”

There are conflicts of interest between the company, its management and their affiliates.

DaMu Lin is an officer and director of One World Ventures and currently holds all the issued Preferred Stock of One World Ventures. Therefore, it is likely that conflicts of interest will arise between Mr. Lin and the Company. Conflicts of interest could include, but are not limited to the following:

•	use of time,

•	use of human capital, and

•	competition regarding the acquisition of properties and other assets.

Going concern risk

The Company is an early-stage enterprise and has commenced principal operations. The Company had revenues of $62,340 and has an accumulated deficit of $3,030,070 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships, or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights. Please see Financial Statements – Note 3. Going Concern for further information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Property

Our principal executive offices are located at 3370 Pinks Place, Ste. F, Las Vegas, NV 89102. Our mailing address is 3395 S. Jones Blvd., Suite 337, Las Vegas, NV 89146, and our telephone number is (702) 331-9700. Our website is www.oneworldventuresinc.com and our email address is info@oneworldventuresinc.com.

We do not own any real property or significant assets. Management believes that this office space will meet our needs for the next 12 months.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. We are presently a party to a legal proceeding that, in the opinion of our management, is unlikely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On February 3, 2022 Conduit LLC and Activist Investing LLC filed a civil complaint, in a district court, Case A-22-847710-B, against the Company demanding that the Company issue to Conduit/Activist 19,909,404 of the Company’s restricted common shares, purportedly for services provided by Conduit/Activist. Amongst other defenses, the Company believes that neither Conduit nor Activist provided the underlying services and, therefore, there was no obligation to provide the shares. The Company has filed an affirmative defense and counterclaim.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The shares of our common stock are currently quoted on the OTC Bulletin Board.

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTC Markets, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High $	Low $
2022	First Quarter	.0969	.059
	Second Quarter	.016	.033
	Third Quarter	.0699	.044
	Fourth Quarter	.067	.0237

2021	First Quarter	.07	.014
	Second Quarter	.09	.0203
	Third Quarter	.0897	.0421
	Fourth Quarter	.114	.059

There were approximately 149 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”

We have appointed Pacific Stock Transfer, Co. as the transfer agent for our common stock. Its address is 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119, its telephone number is +1 (702) 361-3033 and website is www.pacificstocktransfer.com.

The transfer agent is registered under the Exchange Act and operates under the regulatory authority of the SEC and FINRA.

Record Holders

As of March 9, 2023, there were 851,074,011 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 149 holders of record and 8,025,452 shares in the public float.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size, and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

The following is a summary of the terms of our securities. This summary does not purport to be complete, nor does it represent all information which you might find to be important for understanding our capital stock.

General

Common Stock

We are authorized to issue Three Billion Five Hundred Million (3,500,000,000) shares of common stock with a par value of $0.001 per share (the “Common Stock”) and Thirty Million (30,000,000) shares of Series A Preferred stock (the “Preferred Stock”), with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Voting Rights. All shares of common stock shall be identical with each other in every respect and the holders of common shares shall be entitled to have unlimited voting rights on all shares and be entitled to one vote for each share on all matters on which Shareholders have the right to vote.

Liquidation. In the event of a liquidation, dissolution, or winding up of the Company, the holders of our Common Stock are entitled to share pro-rata all net assets remaining after payment in full of all liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Preemptive Rights. No holder of shares of stock of any class shall have any preemptive right to subscribe to or purchase any additional shares of any class, provided however that the Board of Directors may, in authorizing the issuance of shares of stock of any class, confer any right of first refusal that the Board of Directors may deem advisable in connection with such issuance.

Conversion Rights. The Board of Directors may authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such restrictions or limitations, if any, as may be outlined in the By-laws of the corporation.

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors has never declared a dividend and does not anticipate declaring a dividend in the foreseeable future. Should we decide in the future to pay dividends as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary and other holdings and investments. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors.

All of the issued and outstanding shares of our common stock are duly authorized, validly issued, fully paid and non-assessable. To the extent that additional shares of our common stock are issued, the relative interests of existing stockholders will be diluted.

Preferred Stock

The powers, preferences, rights, qualifications, limitations and restrictions pertaining to the Preferred Stock, or any series thereof, shall be such as may be fixed, from time to time, by the Board in its sole discretion. Authority to do so being hereby expressly vested in the Board. The authority of the Board with respect to each such series of Preferred Stock will include, without limiting the generality of the foregoing, the determination of any or all of the following:

The number of shares of any series and the designation to distinguish the shares of such series from the shares of all other series: (1) the voting powers, if any, of the shares of such series and whether such voting powers are full or limited: (2) the redemption provisions, if any, applicable to such series, including the redemption price or prices to be paid; (3) whether dividends, if any, will be cumulative or noncumulative, the dividend rate or rates of such series and the dates and preferences of dividends on such series: (4) the rights of such series upon the voluntary or involuntary dissolution of, or upon any distribution of the assets of. the Corporation: (5) the provisions, if any, pursuant to which the shares of such series are convertible into, or exchangeable for, shares of any other class or classes of any other series of the same other any other class or classes of stock or any other security, of the Corporation or any other corporation or entity, and the rates or other determinants of conversion or exchange applicable thereto; (6) the right, if any, to subscribe for or to purchase any securities of the Corporation or any other corporation or other entity; (7) the provisions, if any of a sinking fund applicable to such series: and (8) any other relative, participating, optional or other powers, preferences or rights, and any qualifications, limitations or restrictions thereof of such series.

Series A Preferred

On December 14, 2021, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, which, among other things, authorized 50,000,000 shares as preferred shares and established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”).

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights of 100 votes for every 1 share of Series A Preferred Stock.

Thirty million (30,000,000) shares of Series A Preferred Stock were issued to our CEO, Da Mu Lin.

Equity Compensation Plans

The Company does not have any Equity Compensation Plans at this time.

Stock Options

We have not issued and do not have outstanding any options to purchase shares of our Common Stock. We do not have any stock option plans.

Share Purchase Warrants

We have not issued and do not have outstanding any share purchase warrants to purchase shares of our Common Stock.

Recent Sales of Unregistered Securities

During the past three years, we issued the following securities, which were not registered under the Securities Act.

Pursuant to an Equity Purchase Agreement, dated April 24, 2019, the Company agreed to issue 19,909,404 common shares to a prospective investor, recorded at a cost of $0.001 per share.

During the 2019 fiscal year the Company issued 11,461,355 of its common shares, to four investors for a total cost of $70,000 or $0.006 per share.

A total of 8,573 additional common shares were issued to the four investors, on March 31, 2020, and to adjust the number of shares that should have been issued, to the correct amounts

During the six months ended June 30, 2020, the company issued for cash, to two investors, 13,215,197 of its common restricted shares at a total cost of $81,500 or $0.006 per share.

During the nine months ended September 30, 2020, the Company issued, for cash of $109,500, 17,803,180 shares of its common stock; cancelled the 19,909,404 which had been inaccurately issued and had 825,640,677 shares outstanding.

Repurchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the year ended December 31, 2022, compared to the year ended December 31, 2021

Working Capital	December 31, 2022 $	December 31, 2021 $
Cash	16,357	-
Current Assets	833,262	787,401
Current Liabilities	94,970	60,672
Working Capital (Deficit)	738,292	726,729

Cash Flows	December 31, 2022 $	December 31, 2021 $
Cash Flows used in Operating Activities	(264,071)	(33,203)
Cash Flows provided by Financing Activities	306,427	30,937
Net (Decrease) increase in Cash During Period	16,357	(2,266)

Operating Revenues

The Company had revenues of $62,340 and $62,340 for the years ended December 31, 2021 and 2022, respectively. Our revenues in 2022 were stable and consisted of interest in the amount of $56,340 from Colorado National Health Centers plus $6,000 from our CEO DaMu Lin.. The Company is the sole note holder. (See Note 6 of the Audited Financial Statements). Currently, we have not generated any revenues from our planned mine hosting operations.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the year ended December 31, 2022, general and administrative expenses were $1,216,676, which included $998,408 of non-cash consulting fees, $37,979 legal and filing fees, $20,039 rent and $133,049 of miscellaneous costs compared to a total of $67,886 for the year ended 2021.

The increase in operating expenses from 2021 to 2022 was due to our reporting requirements as well as expanding business operations.

Other Income (Expense)

The Company had other income (expense) for the years ended December 31, 2022 and 2021 of $0 and $0, respectively.

Net Income (loss)

The net income (loss) for the year ended December 31, 2022, was $(1,154,336) compared to $(5,546) for the year ended December 31, 2021. The increase in loss in 2022 was mainly because we had an increase of $107,783 in general and administrative expenses, and $996,908 in consulting expenses.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At December 31, 2022, the Company had total current assets of $833,262. Current assets consisted primarily of $120,036 loan receivable – related party and a $670,870 loan receivable which included accrued interest of $211,370. At December 31, 2022, the Company had total current liabilities of $94,970 compared to $60,672, at December 31, 2021. December 31, 2022 current liabilities consisted primarily of accounts payable for current services provided.

We had working capital of $738,292 as of December 31, 2022.

Cash flow from Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $(264,071) compared to $(33,203) for the same period ended December 31, 2021. The increase in the amounts of cash used in operating activities was due to the increase in accounts payable by $46,205 compared to an increase of $1,683 and the increase in common stock issuances for services to $906,400 from $0 for the years ended December 31, 2022 and 2021, respectively.

Cash flow from Financing Activities

For the year ended December 31, 2022, cash provided by financing activities was $306,427 compared to $30,937 provided during the year ended December 31, 2021. The increase in cash flow from financing activities is due to the sale of $259,500 worth of common stock, and a $58,835 reduction of loan receivable for the year ended December 31, 2022.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons, we have included in our audited financial statements that there is substantial doubt that we will be able to continue as a going concern without further financing.

The Company is a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2022, of $3,030,070 and stockholder’s equity of $738,292. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of December 31, 2022, the Company has a net loss of $1,154,336, which included a non-cash expense of $998,408, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the year ended December 31, 2022, Company has net cash used in operating activities of $(264,071) as well as stock compensation non-cash expenses of $906,400 and a net loss of $1,154,336. The Company raised $259,500 from financing activities in the year ended December 31, 2022, which resulted in a working capital of $738,292 as of December 31, 2022. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

Future Financings.

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuance of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our business plan of building and operating a crypto mine hosting service.

Since inception, we have financed our cash flow requirements through issuance of common stock and loans from third parties. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we will need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our minimal operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our products, business model and website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public companies, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 2020. Earlier application is permitted. The Company evaluated the impact on the financial statements and implemented the provisions of ASU 2016-02 for the annual financial statements for the year ended June 30, 2019.

In December 2019, the FASB issued ASU No. 2019-12, simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

The Company has implemented all the new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our planned products to market.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, our company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company expects the impact to be immaterial on an ongoing basis.

The primary change under the new guidance is the requirement to report the allowance for uncollectible accounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The Company has historically included the allowance for uncollectible accounts amounts with its allowance for contractual adjustments as a reduction in operating expenses. However most contracts are collected in full at time of delivery and the Company has immaterial account receivables and also related uncollectible accounts. Accordingly, the adoption of this guidance did not have an impact on our condensed consolidated financial statements, other than additional financial statement disclosures.

Share-based Compensation

Our company follows the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Equity instruments issued to non-employees for goods or services are accounted for at either the fair market value of the goods and services rendered or on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50-30.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As our company has a loss for the years ended December 31, 2022, and 2021 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

Income Taxes

Our company accounts for income taxes pursuant to ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Our company maintains a valuation allowance with respect to deferred tax assets. Our company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current year. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward year under the Federal tax laws. Changes in circumstances, such as our company generating taxable income, could cause a change in judgment about the realization of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of December 31, 2022, and 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended December 31, 2022, and 2021, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended December 31, 2022, and 2021, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data

One World Ventures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of One World Ventures, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One World Ventures, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2018

Lakewood, CO

March 31, 2023

ONE WORLD VENTURES, INC.

BALANCE SHEETS

	December 31	December 31
	2022	2021
ASSETS
CURRENT ASSETS
Cash on hand	$16,357	$-
Loan receivable - related party	120,036	178,871
Loan receivable	670,870	608,530
Investment in Coin World, Inc.	26,000	-
Total current assets	833,262	787,401

Total assets	$833,262	$787,401

LIABILIIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$94,970	$48,764
Note payable - related party	-	11,908
Total current liabilities	94,970	60,672

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 30,000,000 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	30,000	30,000
Common stock, $0.001 par value; 3,500,000,000 shares authorized; 851,074,011 issued and outstanding at December 31, 2022 and 825,640,677 at December 31, 2021	851,075	825,642
Additional paid-in capital	2,887,287	1,746,820
Accumulated deficit	(3,030,070)	(1,875,734)
Total stockholders’ equity	738,292	726,728

Total liabilities and stockholders’ equity	833,262	$787,401

(the accompanying notes are an integral part of these audited financial statements)

ONE WORLD VENTURES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31
	2022	2021
Revenue
Interest income	$62,340	$62,340
Total revenue	62,340	62,340

Overhead
Audit and accounting	27,201	9,452
Consulting	998,408	1,500
Legal and filing fees	37,979	6,796
Rent	20,039	24,872
General and administrative	133,049	25,266
Total overhead	1,216,676	67,886

Loss from operations	(1,154,336)	(5,546)

Loss for the year	$(1,154,336)	$(5,546)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	851,074,011	835,148,349

(the accompanying notes are an integral part of these audited financial statements)

ONE WORLD VENTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,875,734)	$726,728
Common shares sold for cash	-	-	8,833,334	8,333	251,167	-	259,500
Common shares issued for services	-	-	16,600,000	17,100	889,300	-	906,400
Loss for the year	-	-	-	-	-	(1,154,336)	(1,154,336)

Balances, December 31,, 2022	30,000,000	$30,000	851,074,011	$851,075	$2,887,287	$(3,030,070)	$738,292

Balances December 31, 2020	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,870,188)	$732,274
Loss for the year	-	-	-	-	-	(5,546)	(5,546)
Balances, December31, 2021	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,875,734)	$726,728

(the accompanying notes are an integral part of these audited financial statements)

ONE WORLD VENTURES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(1,154,336)	$(5,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest	(62,340)	(29,340)
Common stock issued for services	906,400	-
Changes in operating assets and liabilities
Increase in accounts payable	46,205	1,683
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(264,071)	(33,203)

CASH FLOWS USED IN INVESTING ACTIVITIES
Advance to wholly owned subsidiary	(26,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(26,000)	-

CASH FLOWS FROM FINANCING ACTIVITES
Common stock issued for cash	259,500	-
Repayment of related party advance	(11,908)	21,129
Reduction of related party loan	58,835	9,808
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	306,427	30,937

INCREASE IN CASH AND EQUIVALENTS	16,357	(2,266)
CASH AND CASH EQUIVALENTS - beginning of period	-	2,266

CASH AND CASH EQUIVALETS - end of period	$16,357	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

(the accompanying notes are an integral part of these audited financial statements)

One World Ventures Inc. Notes to Financial Statements As of December 31, 2022

Note 1 – Operations

Organization and Description of Business

One World Ventures Inc. was a holding company that intended to invest in technologies, communities and systems that facilitate trade, finance, communication and travel, across international boundaries, cultures and languages. The Company looked for alternatives to traditional ways of doing business. Management has, in the United States, Europe and Asia, substantial international experience setting up companies and establishing trade and commerce. The company planned to leverage these skills with emerging technologies and strategic alliances to provide creative solutions and market opportunities. These businesses together would form the cornerstone of our enterprise and give the company the opportunity to grow in the coming years. This combination provided the company with a trading component, a technology component, and a finance component, all to establish a strong presence across business environments. The Company has recently added key corporate financial staff and executive level operating persons in the United States and is planning on major expansions in the short term.

The Company was incorporated on July 7, 1997 under the laws of the State of Nevada. On July 6, 2018 Da Mu Lin purchased 30,000,000 shares of preferred stock, giving him voting control of the company.

On January 2, 2019 the Company entered into a reverse merger with Aqueous International Corporation through a stock exchange. In this type of merger, the legal entity One World Ventures, Inc. was the surviving legal entity and capital structure, but the accounting history is that of Aqueous International Corporation. Additionally, the equity of One World Ventures, Inc. is treated as a capital contribution with no goodwill created.

Aqueous International Corporation, together with its inactive subsidiaries, described in the following paragraph (collectively “AIC” or the “Company”), was established to invest, partner/joint venture with companies to cultivate, manufacture, distribute and sell cannabis products (“Products”) on Native American Reservations in the United States and Internationally, and in geographical areas where state and local ordinances permit such activities or any cannabis business opportunity which is beneficial to the Company. The Company sought strategic partnerships with state of the art cultivators, extractors, manufacturers, distributors and research and development entities to further enhance product offerings. The Company was incorporated on August 28, 2017 in the State of Delaware, and is based in Las Vegas, Nevada. The Company has elected its fiscal year to end on December 31.

One World Ventures, Inc. has become a vertically integrated cryptocurrency datacenter and cryptocurrency miner hosting service. Through our wholly owned subsidiary, One World Mine Place Corporation, we are participating in a joint venture with Coin World Corporation to purchase a property in the State of Wyoming and build a datacenter there. The plan is to build a secure datacenter; wherein, we will provide all the necessities needed to house cryptocurrency miners (such as electricity, internet, maintenance, climate controls and security), and will rent out space to those miners to install their own equipment.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Share

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current results, the Company has not adopted a stock option plan and there are no warrants and canceled all other common stock equivalents outstanding.

Estimated Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model - derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash equivalents, accounts payable, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Amounts in each Level include:

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry - forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

Valuation of Long-Lived Assets

The Company periodically analyzes its long - lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America. The long term investment of $200,000 was determined to no longer be viable and was fully impaired on December 31, 2020.

Start-up Costs

The Company expenses the cost of start - up activities, including organizational costs, as those costs are incurred.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Revenue Recognition

The Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company expects the impact to be immaterial on an ongoing basis.

The primary change under the new guidance is the requirement to report the allowance for uncollectible accounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The Company has historically included the allowance for uncollectible accounts amounts with its allowance for contractual adjustments as a reduction in operating expenses. However most contracts are collected in full at time of delivery and the Company has immaterial account receivables and also related uncollectible accounts. Accordingly, the adoption of this guidance did not have an impact on our condensed consolidated financial statements, other than additional financial statement disclosures.

The guidance requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company operates as one reportable segment.

The Company receives payments from individual clients and patients. As the period between the time of service and time of payment is typically one day or less if it is an internet sale otherwise payment can be up to 30 days, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component. Revenue is recognized at the point of time at the conclusion of when services are performed for individual clients and patients and all performance obligations have been met.

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

•	Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within general and administrative expenses.

•	Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

•	Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed, and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

•	No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

During the respective periods presented, the Company was not involved in any transactions which required translation of foreign currencies.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand, cash on deposit with its attorney, and demand deposits in banks with an initial maturity of 90 days or less. As of the date of these financial statements, the Company held no cash nor cash equivalents.

Stock-based Compensation

The Company follows ASC 718 - 10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 - 10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant - date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options; nor has it made any awards of stock, or stock equivalents.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

Other

The Company consists of one reportable business segment.

Advertising is expensed as incurred.

We did not have any off - balance sheet arrangements as of the date of these financial statements.

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded a history of net losses and has accumulated net losses since inception. The Company also has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of our report date, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Share Capital

Common Stock

The Company is authorized to issue 3,500,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable and have one vote per share.

During the year ended December 31, 2022 the Company issued, for $259,500 cash, 8,833,334 of its common restricted shares to two investors, booked at a cost of $0.03 per share.

During the year ended December 31, 2022, the Company issued 16,600,000 of its common restricted shares to nine service providers, booked at a total cost of $906,400 or $0.055 per share.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. On May 24, 2018 the Company issued 30,000,000 shares of Preferred Stock. These preferred shares carry voting rights of 100 shares of common stock for each preferred share. These are the only preferred shares outstanding at December 31, 2022 and December 31, 2021.

Note 5 – Related Party Transactions

ASC 850, Related Party Disclosures, requires that financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. A related party transaction includes a party or entity who can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

On August 10, 2018 CEO Da Mu Lin loaned the company working capital of $2,100 through a demand note with interest payable at 1% per annum. The note, including accrued interest, remains outstanding on December 31, 2022 and 2021. The related party contributed an additional $9,000 during the three months ended September 30, 2021 with the final terms to be determined.

Loan receivable- Related Party

On June 25, 2018 and June 28, 2018, the Company’s subsidiary entered balloon payment promissory notes with the Company CEO, Da Mu Lin (“borrower”), for $200,000 and $100,000. The interest rate is 12% per annum and the unpaid principal and interest shall be payable in monthly installments of $2,000 and $1,000 beginning July 31, 2018 until June 30, 2019 which is the due date, at which time the remaining unpaid principal and interest shall be due in full. On July 10, 2018, the Company entered a balloon payment promissory note with the Company CEO for $200,000. The interest rate is 3% per annum from January 1, 2019. If the principal and interest are paid in full on or before July 31, 2019, the borrower shall be entitled to a discount equal to 1% of the unpaid principal immediately prior to such payment. In November 2018, the borrower repaid $70,000 as principal to the loan entered in June 28, 2018. As of December 31, 2018, the loan receivable from the borrower was $430,000. During the quarter ended December 31, 2019 the loan was reduced to $200,000 plus accrued interest of $6,000. The Company had intended to reduce the loan in exchange for salary, but reversed that position during the fourth quarter. On December 31, 2022, the loan balance though the application of cash received has been reduced to a net of $120,036.

Note 6 – Loan Receivable

The Company’s subsidiary had entered several loan agreements with Colorado Natural Health Centers, LLC (“CNHC”) in year 2018 and 2017 listed as below:

Date	Loan Amount	Annual Interest rate	Term (Year)	Due Date	Consolidated Loan Agreement	Term (Year)	Annual Interest Rate	Due Date
10/25/2017	200,000	12%	1	10/26/2018	11/1/2018	2	12%	11/1/2020
12/1/2017	50,000	12%	1	11/30/2018
1/16/2018	50,000	12%	1	1/15/2019
7/20/2018	150,000	12%	1	7/20/2019

On November 1, 2018, the Company’s subsidiary entered into a consolidated loan agreement with CNHC (“Borrower”) for a total amount of $469,500 with annual interest rate of 12% and maturity on November 1, 2010, which cancelled and superseded the previous loan agreements listed in above table. While execution of the loan agreement, the borrower agreed to execute a Promissory Notes with amount of $469,000 to insure the repayment of the loan.

Note 7 – Earnings per Share

Income (Loss) Per Share. Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company has no common stock instruments, convertible debentures, preferred stock, or options and warrants associated with performance contracts conversions to consider in the calculations (as the impact of the potential common shares would be to decrease the loss per share). Therefore, the diluted and non-diluted (loss) per share is the same, and no diluted loss per share figures are presented.

Note 8 – Subsequent Events

The Company has evaluated all other subsequent events through March 29, 2023, which is the date these audited financial statements were issued and found there are no other events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were inadequate segregation of duties consistent with control objectives, and lack of an audit committee and limited expertise with complex debt and equity transactions. These material weaknesses were identified by our Chief Financial Officer in connection with the above annual evaluation.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officer

Directors and Executive Officers

The following table sets forth information regarding our executive officers, directors, and significant employees, including their ages as of December 31, 2022.

As of December 31, 2022, One World Ventures, Inc. had one full-time employee, and no part-time employees. The directors and executive officers of the Company as of December 31, 2022, are as follows:

Name	Position	Age	Date of Appointment	Approx. Hours Per Week
DaMu Lin	CEO, CFO, Secretary Director	42	07/06/2018	40
Raymond Serion	Director	51	10/01/22	20
Jeff Yu-Han Chang	Director	40	10/01/22	20

DaMu Lin, Age 42: Da Mu Lin has over fifteen years of experience in business administration and commerce. He served as the vice president of MGM International Resort Far East Marketing from 2005 until 2015. In 2015, Mr. Lin founded and was CEO of American Natural Health Corporation, where he helped begin and run the company until 2017. From 2017 until Present Mr. Lin has been the CEO of One World Ventures, Inc, where he has brought his international and start-up experience in order to assist the Company with finding the right business candidate to make One World Ventures a success.

Jeff Yu-Han Chang, Age 40: Jeff Chang has over 20 years of experience in marketing, strategy, design, and technology; is a seasoned professional with a diverse skill set. His unique blend of expertise enables him to think strategically and approach projects with a results-driven mindset. As a creative marketing technologist, Jeff is an innovator always on the lookout for the latest and greatest technology ideas. His knowledge and experience in block chain and other cutting-edge technologies are vital assets. Jeff’s passion for innovation and his ability to stay ahead of the curve make him a valuable asset to any organization.

Raymond Serion, Age 51: Raymond Serion is a fintech executive making a difference through block chain, payments innovation, and social enterprise, specializing in payment processing and remittance compliance.

2002 – Present: Founder and President of Crown Mutual Credit Ltd – a licensed and bonded financial services company based in Vancouver, Canada, focusing on third party merchant payment processing, account receivable management and factor financing services.

2011 - 2015: Partner and COO of Hybrid Paytech Asia Ltd. – a mobile POS and payment services company based in the Philippines with direct connectivity to both the largest telco and largest ATM debit network in the country. In this role,

2015 – Present: Director of IPAYDNA Canada Ltd. – a MSB registered Remittance company based in Vancouver, Canada, focusing on both traditional and block chain remittance and consulting services.

None of our officers or directors in the last five years has been the subject of any conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses), the entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities; a finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or the entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person’s involvement in any type of business or securities activities.

There are no family relationships among and between our directors, officers, persons nominated or chosen by the Company to become directors or officers, or beneficial owners of more than five percent (5%) of the any class of the Company’s equity securities.

Significant Employees

Other than the foregoing named officers and directors, we have one full-time employee whose services are materially significant to our business and operations and is employed at will by One World Ventures, Inc.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board. The Board of Directors has no nominating, auditing, or compensation committees.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter, or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

43

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lacks sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that previous to October 1, 2022 we had one director and we are in the development stage of our operations. We anticipate that we will, now, adopt a code of ethics as we have increased the number of directors..

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended December 31, 2022 and 2021.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive Officer paid by us during the years ended December 31, 2022 and 2021, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

DaMu Lin, CEO, CFO, Sec, Director	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
Jeff Yu-Han Chang, Director	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
Raymond Serion, Director	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive Officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End: Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
-	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2022 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 851,074,011 shares of the Company’s common stock outstanding on December 31, 2022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Ownership	Percentage of Beneficial Ownership of Common Stock Assuming Conversion of all Preferred Shares	Percentage of Voting Power Based on Voting Privileges of Common and Preferred Shares without Conversions
Directors and Officers:
DaMu Lin	30,000,000 Series A Preferred(3) 12,000,000 Common Stock	100% Series A Preferred 1.4% Common Stock	30,000,000	3,012,000,000 Total Votes

USINC LLC Brittany Kern	141,169,217 Common Stock	16.6% Common Stock		126,169,217 Total Votes

KLC Corp. Constance Kern	49,156,840 Common Stock	5.8% Common Stock		49,156,840 Total Votes

Vision Partners, Inc. Anthony Lawand	49,156,840 Common Stock	5.8% Common Stock		49,156,840 Total Votes

Zhiqiang Yu	49,156,840 Common Stock	5.8% Common Stock		49,156,840 Total Votes

Dynamic Prosperity, LLC Zhen Li	163,856,124 Common Shares	19.3% Common Stock		163,856,124 Total Votes

DaMu Lin	172,450,000 Common Shares	20.3% Common Stock		172,450,000 Total Votes

Geyser International, LLC DaMu Lin	4,644,740 Common Stock	0.6% Common Stock		4,644,740 Total Votes

Raymond Serion	0 Common Stock	0 Common stock		0 Total Votes

Jeff Yu-Han Chang	0 Common Stock	0 Common stock		0 Total Votes

All executive officers and directors	Common Stock	22.3% Common Stock(2)
as a group (3 persons)	Series A Preferred	100% Series A Preferred
	Total Common Vote	83%(4)

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon 851,074,011 shares outstanding as of December 31, 2022.
(3)

Reflects Series A Preferred Stock that converts at a ratio of 1 Series A Preferred Share into 1 Share of Common Shares. Series A Preferred Stock has voting rights of 100 votes of common stock per share of Series A Preferred.

(4)	Based upon the voting preferences included in all of the classes of stock of the Company, which totals 3,844,052,693 votes.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors is currently composed of 3 members. Da Mu Lin who does not qualify as an Independent Directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us. In addition, the Board of Directors has not made a subjective determination as to each Director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules. Had the Board of Directors made these determinations, the Board of Directors would have reviewed and discussed information provided by the Directors and the Company with regard to each Director’s business and personal activities and relationships as they may relate to the Company and its management.

Related Party Transactions

On August 10, 2018, our CEO DaMu Lin loaned the company working capital of $2,100 through a demand note with interest payable at 1% per annum. The note remained outstanding on September 30, 2022. The related party contributed an additional $9,000 during the three months ended September 30, 2021, with the final terms to be determined. On October 1, 2023 the lender agreed to forgive the note and entered into an agreement with the Company to apply the note and additional advance against the Company’s receivable from the lender.

Loan receivable- Related Party

On June 25, 2018 and June 28, 2018, the Company’s subsidiary entered balloon payment promissory notes with the Company CEO, DaMu Lin (“borrower”), for $200,000 and $100,000. The interest rate is 12% per annum and the unpaid principal and interest shall be payable in monthly installments of $2,000 and $1,000 beginning July 31, 2018 until June 30, 2019 which is the due date, at which time the remaining unpaid principal and interest shall be due in full. On July 10, 2018, the Company entered a balloon payment promissory note with the Company CEO for $200,000. The interest rate is 3% per annum from January 1, 2019. If the principal and interest are paid in full on or before July 31, 2019, the borrower shall be entitled to a discount equal to 1% of the unpaid principal immediately prior to such payment. In November 2018, the borrower repaid $70,000 as principal to the loan entered in June 28, 2018. As of December 31, 2018, the loan receivable from the borrower was $430,000. During the quarter ended December 31, 2019 the loan was reduced to $200,000 plus accrued interest of $6,000. The Company had intended to reduce the loan in exchange for salary, but reversed that position during the fourth quarter. On December 31, 2022, the loan balance though the application of cash received has been reduced to a net of $120,036.

Loan Receivable

The Company’s subsidiary had entered several loan agreements with Colorado Natural Health Centers, LLC (“CNHC”) in year 2018 and 2017 listed as below:

Date	Loan Amount	Annual Interest rate	Term (Year)	Due Date	Consolidated Loan Agreement	Term (Year)	Annual Interest Rate	Due Date
10/25/2017	200,000	12%	1	10/26/2018	11/1/2018	2	12%	11/1/2020
12/1/2017	50,000	12%	1	11/30/2018
1/16/2018	50,000	12%	1	1/15/2019
7/20/2018	150,000	12%	1	7/20/2019

On November 1, 2018, the Company’s subsidiary entered into a consolidated loan agreement with CNHC (“Borrower”) for a total amount of $469,500 with annual interest rate of 12% and maturity on November 1, 2010, which cancelled and superseded the previous loan agreements listed in above table. While execution of the loan agreement, the borrower agreed to execute a Promissory Notes with amount of $469,000 to insure the repayment of the loan.

Other than the aforementioned related party transactions, during the last two full fiscal years and the current fiscal year or any currently proposed transaction, there are no other transactions involving the Company, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last three fiscal years.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services

During the fiscal years ended December 31, 2022, we incurred approximately $22,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2022.

During the fiscal year ended December 31, 2021, we incurred approximately $20,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2021.

Audit-Related Fees

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2022, and 2021 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One World Ventures, Inc.

/s/ Da Mu Lin	March 31, 2023
Da Mu Lin, CEO, Principal Executive Officer, Director	Date

/s/ DaMu Lin	March 31, 2023
DaMu Lin, CFO, Principal Accounting Officer	Date

