Form 10-Q
period 2023-03-31
One World Ventures Inc
filed 2023-05-15
CIK 1763657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-56498

ONE WORLD VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-1516178	6199
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code
		Number

3370 Pink Place, Ste. F.

Las Vegas, NV, 89102

(Address of principal executive offices)

Phone: 702-331-9700

(Registrant’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2023
Common Stock, $0.001	1,678,437,018

ONE WORLD VENTURES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE WORLD VENTURES, INC.
BALANCE SHEETS
(unaudited)
	March 31	December 31
	2023	2022
ASSETS
CURRENT ASSETS
Cash on hand	$12,011,358	$16,357
Loan receivable - related party	95,036	120,036
Loan receivable	685,705	670,870
Investment in Coin World, Inc.	26,000	26,000
Total current assets	12,818,098	833,262

Total assets	$12,818,098	$833,262

LIABILIIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$110,243	$94,970
Loan payable - related party	35,423	-
Total current liabilities	145,665	94,970

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 30,000,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	30,000	30,000
Common stock, $0.001 par value; 3,500,000,000 shares authorized; 1,678,437,018 issued and outstanding at March 31, 2023 and 851,074,011 at December 31, 2022	1,678,438	851,075
Additional paid-in capital	14,059,924	2,887,287
Accumulated deficit	(3,095,929)	(3,030,070)
Total stockholders’ equity	12,672,432	738,292

Total liabilities and stockholders’ equity	$12,818,098	$833,262

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31
	2023	2022
Revenue
Interest income	$14,835	$15,585
Total revenue	14,835	15,585

Overhead
Audit and accounting	5,500	3,876
Legal and filing fees	7,066	-
Rent	10,069	11,339
General and administrative	58,060	4,754
Total overhead	80,694	19,969

Loss from operations	(65,859)	(4,384)

Loss for the year	$(65,859)	$(4,384)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	924,617,389	825,640,677

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

Balances, December 31, 2022	30,000,000	$30,000	851,074,011	$851,075	$2,887,287	$(3,030,070)	$738,292
Common shares sold for cash	-	-	827,363,007	827,363	11,172,637	-	12,000,000
Loss for the three months	-	-	-	-	-	(65,859)	(65,859)

Balances, March 31, 2023	30,000,000	$30,000	1,678,437,018	$1,678,438	$14,059,924	$(3,095,929)	$12,672,432

Balances, December31, 2021	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,875,734)	$726,728
Loss for the three months	-	-	-	-	-	(4,384)	(4,384)

Balances, March 31, 2022	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,880,118)	$722,344

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(65,859)	$(4,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest	(14,835)	15,585
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	15,272	(1,940)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(65,422)	18,029

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Common stock issued for cash	12,000,000	-
Loan from related party	35,423	-
Reduction of related party loan	25,000	-
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	12,060,423	(18,029)

INCREASE IN CASH AND EQUIVALENTS	11,995,001	-

CASH AND CASH EQUIVALENTS - beginning of period	16,357	-

CASH AND CASH EQUIVALETS - end of period	$12,011,358	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(unaudited)

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

The Company was incorporated on July 7, 1997 under the laws of the State of Nevada. On July 6, 2018, Da Mu Lin purchased 30,000,000 shares of preferred stock, giving him voting control of the company.

On January 2, 2019, the Company entered into a reverse merger with Aqueous International Corporation through a stock exchange. In this type of merger, the legal entity One World Ventures, Inc. was the surviving legal entity and capital structure, but the accounting history is that of Aqueous International Corporation. Additionally, the equity of One World Ventures, Inc. is treated as a capital contribution with no goodwill created.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements reflect the following significant accounting policies.

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

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

☐	Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within general and administrative expenses.

☐

Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

☐

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

☐	No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand, cash on deposit with its attorney, and demand deposits in banks with an initial maturity of 90 days or less. As of the date of these financial statements, the Company held $12,000,000 cash,  in an account held by Advanced Markets (Bermuda) Ltd.

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

During the year ended December 31, 2022, the Company issued, 16,600,000 of its common restricted shares to nine service providers, booked at a total cost of $906,400 or $0.055 per share.

On March 23, 2023, the Company issued 827,363,007 of its restricted common shares to an investor for $12,000,000 cash.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. On May 24, 2018, the Company issued 30,000,000 shares of Preferred Stock. These preferred shares carry voting rights of 100 shares of common stock for each preferred share. These are the only preferred shares outstanding at March 31, 2023 and December 31, 2022.

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

On August 10, 2018 CEO Da Mu Lin loaned the company working capital of $2,100 through a demand note with interest payable at 1% per annum. The note, including accrued interest, by mutual consent, was applied to the related party account receivable, and subsequently canceled. The related party had contributed an additional $9,000 during the three months ended September 30, 2021, which was also netted into the related party receivable.

On March 31, 2023, Da Mu Lin provided the Company with details of $35,423 of reimbursable expenses that were recorded as an unsecured loan with no repayment terms nor interest.

Loan receivable- Related Party

On June 25, 2018 and June 28, 2018, the Company’s subsidiary entered balloon payment promissory notes with the Company CEO, Da Mu Lin (“borrower”), for $200,000 and $100,000. The interest rate is 12% per annum and the unpaid principal and interest shall be payable in monthly installments of $2,000 and $1,000 beginning July 31, 2018 until June 30, 2019 which is the due date, at which time the remaining unpaid principal and interest shall be due in full. On July 10, 2018, the Company entered a balloon payment promissory note with the Company CEO for $200,000. The interest rate is 3% per annum from January 1, 2019. If the principal and interest are paid in full on or before July 31, 2019, the borrower shall be entitled to a discount equal to 1% of the unpaid principal immediately prior to such payment. In November 2018, the borrower repaid $70,000 as principal to the loan entered in June 28, 2018. As of December 31, 2018, the loan receivable from the borrower was $430,000. During the quarter ended December 31, 2019 the loan was reduced to $200,000 plus accrued interest of $6,000. The Company had intended to reduce the loan in exchange for salary but reversed that position during the fourth quarter. On December 31, 2022, the loan balance though the application of cash received has been reduced to a net of $120,036.

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

Note 8 – Subsequent Events

The Company has evaluated all other subsequent events through April 20, 2023, which is the date these audited financial statements were issued and found there are no other events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” and similar expressions or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “One World,” “we,” “us,” “our,” and similar terms shall refer to One World Ventures, Inc., a Nevada corporation.

Results of Operations

Results for the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

Working Capital	March 31, 2023 $	December 31, 2022 $
Cash	12,011,358	16,357
Current Assets	12,818,098	833,262
Current Liabilities	145,655	94,970
Working Capital (Deficit)	12,672,443	738,292

Cash Flows for the Three Months Ended:	March 31, 2023 $	March 31, 2022 $
Cash Flows used in Operating Activities	(65,422)	18,029
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	12,060,423	(18,029)
Net (Decrease) Increase in Cash During Period	11,995,001	-

Operating Revenues

The Company had revenues of $14,835 and $15,585 for the three months ended March 31, 2023 and 2022, respectively. Our revenues in 2023 were stable and consisted of interest payments from our CEO Da Mu Lin as the borrower. The Company is the sole note holder. (See Note 6 of the Audited Financial Statements). Currently, we have not generated any revenues from our planned mine hosting operations.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the three months ended March 31, 2023, general and administrative expenses were $58,060, compared to a total of $4,754 for the three months ended March 31, 2022.

The increase in operating expenses from 2022 to 2023 was due to our reporting requirements as well as expanding business operations.

Other Income (Expense)

The Company had other income (expense) for the three months ended March 31, 2023 and 2022 of $0 and $0, respectively.

Net Income (loss)

The net loss for the three months ended March 31, 2023, was $65,859 compared to $4,384 for the three months ended March 31, 2022. The increase in loss in 2023 was mainly because we had an increase of $53,306 in general and administrative expenses, and $7,066 in legal and filing fees.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2023, the Company had total current assets of $12,818,098. Current assets consisted primarily of $12,011,358 in cash, a loan receivable – related party and a $685,705 loan receivable which included accrued interest of $226.204. At March 31, 2023, the Company had total current liabilities of $145,665 compared to $94,970, at March 31, 2022.  March 31, 2023 current liabilities consisted primarily of accounts payable for current services provided.

We had working capital of $12,672,432 as of March 31, 2023.

Cash flow from Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $(65,422) compared to $18,029 for the same period ended March 31, 2022. The decrease in the amounts of cash used in operating activities was due to the increase in loss for the year $(65,859) compared to $4,384 and the decrease in accrued interest to $(14,835) from $15,585 for the three months ended March 31, 2023 and 2022, respectively.

Cash flow from Financing Activities

For the three months ended March 31, 2023, cash provided by financing activities was $12,060,423 compared to $(18,029) provided during the three months ended March 31, 2022. The increase in cash flow from financing activities is due to the sale of $12,000,000 worth of common stock, a $35,423 loan from a related party and a $25,000 reduction of loan receivable for the three months ended March 31, 2023.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2023, of $3,095,929 and stockholder’s equity of $12,672,432.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. As of March 31, 2023, the Company has a net loss of $65,859.

During the three months ended March 31, 2023, Company has net cash used in operating activities of ($65,422) and a net loss of $65,422. The Company raised $12,060,423 from financing activities in the three months ended March 31, 2023, which resulted in a working capital of $12,672,432 as of March 31, 2023.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As our company has a loss for the three months ended March 31, 2023, the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of March 31, 2023, and 2022, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended March 31, 2023, and 2022, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2023, and 2022, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2023; Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.

We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.

Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2023, the Company issued 827,363,007 of its restricted common shares to an investor for $12,000,000 cash.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Report, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONE WORLD VENTURES, INC.

One World Ventures, Inc.

/s/ Da Mu Lin	May 10, 2023
Da Mu Lin, CEO, Principal Executive Officer, Director	Date

/s/ Da Mu Lin	May 10, 2023
Da Mu Lin, CFO, Principal Financial Officer and Principal Accounting Officer	Date

