Form 10-Q
period 2023-06-30
One World Ventures Inc
filed 2023-08-15
CIK 1763657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-56498

ONE WORLD VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-1516178	6199
(State or Other Jurisdiction of	(IRS Employer	(Primary Standard Industrial
Incorporation or Organization)	Identification Number)	Classification Code
		Number)

3370 Pink Place,Ste. F.

Las Vegas, NV, 89102

(Address of principal executive offices)

Phone: 702-331-9700

(Registrant’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2023
Common Stock, $0.001	1,678,437,018

ONE WORLD VENTURES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE WORLD VENTURES, INC.
BALANCE SHEETS
(unaudited)
	June 30,	December 31
	2023	2022
ASSETS
CURRENT ASSETS
Cash on hand	$12,011,374	$16,357
Loan receivable - related party	77,942	120,036
Loan receivable	700,390	670,870
Investment in Coin World, Inc.	26,000	26,000
Total current assets	12,815,706	833,262

Total assets	$12,815,706	$833,262

LIABILIIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Acounts payable	$123,480	$94,970
Loan payable - related party	35,423	-
Total current liabilities	158,903	94,970

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
30,000,000 issued and outstanding at June 30, 2023 and
December 31, 2022, respectively	30,000	30,000
Common stock, $0.001 par value; 3,500,000,000 shares authorized;
1,678,437,018 issued and outstanding at June 30 2023
and 851,074,011 at December 31, 2022	1,678,438	851,075
Additional paid-in capital	14,059,924	2,887,287
Accumulated deficit	(3,111,559)	(3,030,070)
Total stockholders' equity	12,656,803	738,292

Total liabilities and stockholders' equity	$12,815,706	$833,262

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Revenue
Interest income	$14,685	$15,585	$29,520	$31,170
Total revenue	14,685	15,585	29,520	31,170

Overhead
Audit and accounting	-	15,157	5,500	19,033
Legal and filing fees	4,985	33,675	12,051	33,675
Rent	5,134	(4,550)	15,203	6,789
General and administrative	20,195	82,921	78,255	87,675
Total overhead	30,315	127,202	111,009	147,171

Loss from operations	(15,630)	(111,617)	(81,489)	(116,001)

Loss for the three and six months	$(15,630)	$(111,617)	$(81,489)	$(116,001)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	1,678,437,018	825,640,677	1,303,609,578	825,640,677

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX and THREE MONTHS ENDED JUNE 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	30,000,000	$30,000	851,074,011	$851,075	$2,887,287	$(3,030,070)	$738,292
Common shares sold for cash	-	-	827,363,007	827,363	11,172,637	-	12,000,000
Loss for the six months	-	-	-	-	-	(81,489)	(81,489)
Balances, June 30, 2023	30,000,000	$30,000	1,678,437,018	$1,678,438	$14,059,924	$(3,111,559)	$12,656,803

Balances, December31, 2021	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,875,734)	$726,728
Loss for the six months	-	-	-	-	-	(116,001)	(116,001)
Balances, June 30, 2022	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,991,735)	$610,727

Balances, March 31, 2023	30,000,000	$30,000	1,678,437,018	$1,678,438	$14,059,924	$(3,095,929)	$12,672,433
Loss for the three months	-	-	-	-	-	(15,630)	(15,630)
Balances, June 30, 2023	30,000,000	$30,000	1,678,437,018	$1,678,438	$14,059,924	$(3,111,559)	$12,656,803

Balances, March 31, 2022	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,880,118)	$722,344
Loss for the three months	-	-	-	-	-	(111,617)	(111,617)
Balances, June 30, 2022	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,991,735)	$610,727

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the six months	$(81,489)	$(116,001)
Adjustments to reconcile ner loss to net cash used I operating activities:
Increase in accrued interest	(29,520)	(31,170)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	28,510	(9,884)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(82,499)	(157,056)

CASH FLOWS USED IN INVESTING ACTIVITIES
Advance to wholly owned subsiduary	-	(25,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITES
Common stock issued for cash	12,000,000	-
Cash received from loan payable	-	250,000
Loan from related party	35,423	13,865
Reduction of related party loan	42,094	-
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	12,077,516	263,865

INCREASE IN CASH AND EQUIVALENTS	11,995,017	81,809

CASH AND CASH EQUIVALENTS - beginning of period	16,357	-

CASH AND CASH EQUIVALETS - end of period	$12,011,374	$81,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

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

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

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

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

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

Note 3 – Going Concern

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

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

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

On March 31, 2023, Da Mu Lin provided the Company with details of $35,423 of reimbursable expenses that were recorded as an unsecured loan with no repayment terms nor interest.  As of June 30, 2023 that amount was increased to $50,923 under the same terms and conditions.

Loan receivable- Related Party

On June 25, 2018 and June 28, 2018, the Company’s subsidiary entered balloon payment promissory notes with the Company CEO, Da Mu Lin (“borrower”), for $200,000 and $100,000. The interest rate is 12% per annum and the unpaid principal and interest shall be payable in monthly installments of $2,000 and $1,000 beginning July 31, 2018 until June 30, 2019 which is the due date, at which time the remaining unpaid principal and interest shall be due in full. On July 10, 2018, the Company entered a balloon payment promissory note with the Company CEO for $200,000. The interest rate is 3% per annum from January 1, 2019. If the principal and interest are paid in full on or before July 31, 2019, the borrower shall be entitled to a discount equal to 1% of the unpaid principal immediately prior to such payment. In November 2018, the borrower repaid $70,000 as principal to the loan entered in June 28, 2018. As of December 31, 2018, the loan receivable from the borrower was $430,000. During the quarter ended December 31, 2019 the loan was reduced to $200,000 plus accrued interest of $6,000. The Company had intended to reduce the loan in exchange for salary but reversed that position during the fourth quarter. On June 30, 2023, the loan balance though the application of cash received has been reduced to a net of $77,924.

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

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

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

Note 8 – Legal

 On May 11, 2023 CONDUIT LLC, a Wyoming Limited Liability Company; and ACTIVIST INVESTING LLC, a Wyoming Limited Liability Company obtained a Summary Judgment against One World Ventures, Inc.  One World Ventures, did not have executed documents, but, on December 16, 2019, erroneously, issued 19,909,404 restricted common shares to Activist Investing LLC., Conduit’s, apparent, assignee.  On June 1, 2020, not having the executed documents One World Ventures purported to cancel the Shares owned by Activist.

As a matter of law, the Court declared that One World Ventures’ purported cancellation of the Shares issued to Activist on June 1, 2020, was without lawful effect and as a matter of law, the Plaintiffs are entitled to an injunction directing One World Ventures to rescind the purported cancellation of the shares owned by Activist.

One World Ventures does not agree with the decision and is considering its options.

Note 9 – Subsequent Events

The Company has evaluated all other subsequent events through August 9, 2023, which is the date these audited financial statements were prepared and found there are no other events to report.

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

Results of Operations

Results for the Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022 and the year end December 31, 2022.

Working Capital	June 30, 2023 $	December 31, 2022 $
Cash	12,011,358	16,357
Current Assets	12,815,706	833,262
Current Liabilities	164,403	94,970
Working Capital (Deficit)	12,651,303	738,292

Cash Flows for the Three Months Ended:	June 30, 2023 $	June 30, 2022 $
Cash Flows used in Operating Activities	(82,499)	(157,056)
Cash Flows used in Investing Activities	-	(25,000)
Cash Flows provided by Financing Activities	12,077,516	263,865
Net Increase in Cash During Period	11,995,017	81,809

Operating Revenues

The Company had revenues of $29,520 and $31,170 for the six months ended June 30, 2023 and 2022, respectively. Our revenues in 2023 were stable and consisted of interest payments from our CEO Da Mu Lin as the borrower. The Company is the sole note holder. (See Note 6 of the Audited Financial Statements). Currently, we have not generated any revenues from our planned mine hosting operations.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the six months ended June 30, 2023, general and administrative expenses were $78,255, compared to a total of $87,675 for the six months ended June 30, 2022.

The decrease in operating expenses from 2022 to 2023 was due to reduced legal and other costs associated with reporting requirements.

Other Income (Expense)

The Company had other income (expense) for the six months ended June 30, 2023 and 2022 of $0 and $0, respectively.

Net Income (loss)

The net loss for the six months ended June 30, 2023, was $81,489 compared to $116,001 for the six months ended June 30, 2022. The decrease in loss in 2023 was mainly because we had a decrease of $9,420 in general and administrative expenses, and $45,157 in legal, auditing and filing fees.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2023, the Company had total current assets of $12,815,706. Current assets consisted primarily of $12,011,374 in cash, a loan receivable – related party and a $700,390 loan receivable which included accrued interest of $240,890.  At June 30, 2023, the Company had total current liabilities of $164,403 compared to $94,970, at December 3a1, 2022.  June 30, 2023 current liabilities consisted primarily of accounts payable for current services provided in the amount of $113,480 and unsecured advances from a related party in the amount of $50,923.

We had working capital of $12,651,303 as of June 30, 2023.

Cash flow from Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $82,499 compared to $157,056 for the same period ended June 30, 2022. The decrease in the amounts of cash used in operating activities was due to the decrease in loss for the six months $81,849 compared to $116,001 for the six months ended June 30, 2023 and 2022, respectively.

Cash flow from Financing Activities

For the six months ended June 30, 2023, cash provided by financing activities was $12,077,516 compared to $263,865 provided during the six months ended June 30, 2022. The increase in cash flow from financing activities is due to the sale of $12,000,000 worth of common stock, a $35,423 loan from a related party and a $42,094 reduction of loan receivable for the six months ended June 30, 2023.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2023, of $3,117,059 and stockholder’s equity of $12,651,303.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. For the six months ended June 30, 2023, the Company has a net loss of $81,489 compared to $116,001 for the six months ended June 30, 2022..

During the six months ended June 30, 2023, Company has net cash used in operating activities of $82,499 and a net loss of $81,489. The Company raised $12,077,516 from financing activities in the six months ended June 30, 2023, which resulted in a working capital of $12,651,303 as of June 30, 2023.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As our company has a loss for the six months ended June 30, 2023, the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended June 30, 2023, and 2022, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the six months ended June 30, 2023, and 2022, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the period ended June 30, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2023; Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 11, 2023 CONDUIT LLC, a Wyoming Limited Liability Company; and ACTIVIST INVESTING LLC, a Wyoming Limited Liability Company obtained a Summary Judgment against One World Ventures, Inc.  One World Ventures, did not have executed documents, but, on December 16, 2019, erroneously, issued 19,909,404 restricted common shares to Activist Investing LLC., Conduit’s, apparent, assignee.  On June 1, 2020, not having the executed documents One World Ventures purported to cancel the Shares owned by Activist.

As a matter of law, the Court declared that One World Ventures’ purported cancellation of the Shares issued to Activist on June 1, 2020, was without lawful effect and as a matter of law, the Plaintiffs are entitled to an injunction directing One World Ventures to rescind the purported cancellation of the shares owned by Activist.

One World Ventures does not agree with the decision and is considering its options.

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

One World Ventures, Inc.

/s/ Da Mu Lin	August 14, 2023
Da Mu Lin, CEO, Principal Executive Officer, Director	Date

/s/ Da Mu Lin	August 14, 2023
Da Mu Lin, CFO, Principal Financial Officer and Principal Accounting Officer	Date

