Form 10-Q
period 2023-09-30
One World Ventures Inc
filed 2023-11-14
CIK 1763657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 2, 2023
Common Stock, $0.001	1,678,437,018

ONE WORLD VENTURES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE WORLD VENTURES, INC.
BALANCE SHEETS
(unaudited)
	September 30	December 31
	2023	2022
ASSETS
CURRENT ASSETS
Cash on hand	$12,000,615	$16,357
Note receivable - related party	97,212	120,036
Loan receivable	-	670,870
Investment in Coin World, Inc.	26,000	26,000
Total current assets	12,123,827	833,262

Total assets	$12,123,827	$833,262

LIABILIIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Acounts payable	$151,605	$94,970
Loan payable - related party	65,423	-
Total current liabilities	217,028	94,970

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 30,000,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	30,000	30,000
Common stock, $0.001 par value; 3,500,000,000 shares authorized; 1,678,437,018 issued and outstanding at September 30, 2023 and 851,074,011 at December 31, 2022	1,678,438	851,075
Additional paid-in capital	14,059,924	2,887,287
Accumulated deficit	(3,861,563)	(3,030,070)
Total stockholders' equity	11,906,799	738,292

Total liabilities and stockholders' equity	$12,123,827	$833,262

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Revenue
Interest income	$14,685	$15,585	$44,205	$46,755
Total revenue	14,685	15,585	44,205	46,755

Overhead
Audit and accounting	5,500	8,095	11,000	27,128
Consulting	-	51,600	-	92,408
Legal and filing fees	36,896	7,657	48,947	41,332
Rent	7,852	8,215	23,055	15,004
General and administrative	714,441	34,013	792,696	80,880
Total overhead	764,689	109,582	875,698	256,752

Loss from operations	(750,004)	(93,997)	(831,493)	(209,997)

Loss for the three and nine months	$(750,004)	$(93,997)	$(831,493)	$(209,997)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,678,437,018	825,640,677	1,429,925,053	825,640,677

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE and THREE MONTHS ENDED SEPTEMBER 30, 2023 and 2022
(unaudited)
	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	30,000,000	$30,000	851,074,011	$851,075	$2,887,287	$(3,030,070)	$738,292
Common shares sold for cash	-	-	827,363,007	827,363	11,172,637	-	12,000,000
Loss for the nine months	-	-	-	-	-	(831,493)	(831,493)
Balances, September 30, 2023	30,000,000	$30,000	1,678,437,018	$1,678,438	$14,059,924	$(3,861,563)	$11,906,799

Balances, December 31, 2021	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,875,735)	$726,728
Loss for the nine months	-	-	-	-	-	(209,997)	(209,997)
Balances, September 30, 2022	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(2,085,732)	$516,731

Balances, June 30, 2023	30,000,000	$30,000	1,678,437,018	$1,678,438	$14,059,924	$(3,111,559)	$12,656,803
Loss for the three months	-	-	-	-	-	(750,004)	(750,004)
Balances, September 30, 2023	30,000,000	$30,000	1,678,437,018	$1,678,438	$14,059,924	$(3,861,563)	$11,906,799

Balances, June 30, 2022	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(1,991,735)	$610,727
Loss for the three months	-	-	-	-	-	(93,997)	(93,997)
Balances, September 30, 2022	30,000,000	$30,000	825,640,677	$825,642	$1,746,820	$(2,085,732)	$516,731

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the nine months	$(831,493)	$(209,997)
Adjustments to reconcile net loss to net cash used I operating activities:
Increase in accrued interest	42,255	(46,755)
Impairment of loan receivable and accrued interest	604,095	-
Changes in operating assets and liabilities
Increase in accounts payable	56,635	7,050
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(128,508)	(249,702)

CASH FLOWS USED IN INVESTING ACTIVITIES
Advance to wholly owned subsidiary	-	(26,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(26,000)

CASH FLOWS FROM FINANCING ACTIVITES
Common stock issued for cash	12,000,000	-
Cash received from loan payable	-	250,000
Loan from related party	65,423	33,865
Reduction of related party loan	47,344	-
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	12,112,766	283,865

INCREASE IN CASH AND EQUIVALENTS	11,984,258	8,164

CASH AND CASH EQUIVALENTS - beginning of period	16,357	-

CASH AND CASH EQUIVALETS - end of period	$12,000,615	$8,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

ONE WORLD VENTURES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements reflect the following significant accounting policies:

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

Estimated Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash equivalents, accounts payable, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Amounts in each Level include:

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand, cash on deposit with its attorney, and demand deposits in banks with an initial maturity of 90 days or less. As of the date of these financial statements, the Company held $12,000,000 cash, in a Smart Prime Group Ltd. trading account held at Advanced Markets (Bermuda) Ltd.

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

On March 23, 2023 the Company issued 827,363,007 of its restricted common shares to an investor for $12,000,000 cash.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. On May 24, 2018 the Company issued 30,000,000 shares of Preferred Stock. These preferred shares carry voting rights of 100 shares of common stock for each preferred share. These are the only preferred shares outstanding at September 30, 2023 and December 31, 2022.

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

During the nine months ended September 30, 2023, DaMu Lin provided the Company with details of $53,923 of reimbursable expenses that were recorded as an unsecured loan with no repayment terms nor interest.

Loan receivable- Related Party

On June 25, 2018 and June 28, 2018, the Company’s subsidiary entered balloon payment promissory notes with the Company CEO, Da Mu Lin (“borrower”), for $200,000 and $100,000. The interest rate is 12% per annum and the unpaid principal and interest shall be payable in monthly installments of $2,000 and $1,000 beginning July 31, 2018 until June 30, 2019 which is the due date, at which time the remaining unpaid principal and interest shall be due in full. On July 10, 2018, the Company entered a balloon payment promissory note with the Company CEO for $200,000. The interest rate is 3% per annum from January 1, 2019. If the principal and interest are paid in full on or before July 31, 2019, the borrower shall be entitled to a discount equal to 1% of the unpaid principal immediately prior to such payment. In November 2018, the borrower repaid $70,000 as principal to the loan entered in June 28, 2018. As of December 31, 2018, the loan receivable from the borrower was $430,000.  During the quarter ended December 31, 2019 the loan was reduced to $200,000 plus accrued interest of $6,000.  The Company had intended to reduce the loan in exchange for salary, but reversed that position during the fourth quarter.  On September 30, 2023, the loan balance though the application of cash received has been reduced to a net of $72,692 plus accrued interest of $24,520.

Note 6 – Loan Receivable

The Company’s subsidiary had entered several loan agreements with Colorado Natural Health Centers, LLC (“CNHC”) in year 2018 and 2017 listed as below:

Date	Loan	Annual Interest rate	Term (Year)	Due Date	Consolidated Loan Agreement	Term (Year)	Annual Interest Rate	Due Date
	Amount
10/25/2017	200,000	12%	1	10/26/2018	11/1/2018	2	12%	11/1/2020
12/1/2017	50,000	12%	1	11/30/2018
1/16/2018	50,000	12%	1	1/15/2019
7/20/2018	150,000	12%	1	7/20/2019

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

Note 8 – Subsequent Events

The Company has evaluated all other subsequent events through the date on which these unaudited financial statements were issued and found there are no other events to report.

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

Results of Operations

Results for the Nine Months Ended September 30, 2023, compared to the year end December 31, 2022.

Working Capital	September 30, 2023 $	December 31, 2022 $
Cash	12,000,615	16,357
Current Assets	12,123,827	833,262
Current Liabilities	217,028	94,970
Working Capital	11,906,799	738,292

Operating Revenues

The Company reported revenues of $44,205 and $46,755 for the nine months ended September 30, 2023 and 2022, respectively. Each nine month period included accrued interest of $44,255 which was fully impaired on September 30, 2023.  Our other revenue in 2023 consisted of interest payments from our CEO Da Mu Lin as the borrower. The Company is the sole note holder. (See Note 6 of the Audited Financial Statements). Currently, we have not generated any revenues from our planned mine hosting operations.

General and Administrative Expenses

General and administrative expenses of $792,696, for the nine months ended September 30, 2023, included a loan and accrued interest receivable impairment of $646,350.  The $80,880 for the nine months ended September 30, 2022 consisted of overhead costs other than consulting fees, professional fees, and legal and accounting expenses.

The increase in operating expenses from 2022 to 2023, in addition to the impairment cost of $646,350 was due to costs associated with increased business activity.

Net Income (loss)

The increase in net loss for the nine months ended September 30, 2023, was $831,493, which included the loan and accrued interest impairment of $646,350 compared to $209,997 for the nine months ended September 30, 2022 which was due primarily to increased activity related to potential new business searches.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2023, the Company had total current assets of $12,123,827 consisting primarily of $12,000,000 in a trading account, and a related party note receivable of $97,212, including accrued interest of $24,520.  At September 30, 2023, the Company had total current liabilities of $217,028 compared to $94,970, at December 31, 2022.

Cash flow from Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $128,508 compared to $249,701 for the same period ended September, 30, 2022. The decrease in the amounts of cash used in operating activities was due, primarily, to the increase of $56,635 accounts payable during the nine months ended September 30, 2023.

Cash flow from Financing Activities

For the nine months ended September 30, 2023, cash provided by financing activities was $12,112,766 compared to $263,865 provided during the nine months ended September 30, 2022. The increase in cash flow from financing activities is due to the sale of $12,000,000 worth of common stock, and $65,423 loan from a related party less a $47,344 reduction of related note receivable for the nine months ended September 30, 2023.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2023, of $3,861,563 and stockholder’s equity of $11,906,799.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. For the nine months ended September 30, 2023, the Company has a net loss of $831,493 which included the note and interest impairment of $646,350 compared to $209,997 for the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, Company has net cash used in operating activities of $128,508 and a net loss of $831,439. The Company raised $12,112,766 from financing activities in the nine months ended September 30, 2023, which resulted in a working capital of $11,906,799 as of September 30, 2023.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As our company has a loss for the nine months ended September 30, 2023, the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended September 30, 2023, and 2022, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. During the three months ended September 30, 2023, the Company evaluated the carrying cost of the loan receivable and fully impaired the loan amount of $459,500 plus accrued interest of $186,850.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the period ended September 30, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2023; Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 11, 2023 CONDUIT LLC, a Wyoming Limited Liability Company; and ACTIVIST INVESTING LLC, a Wyoming Limited Liability Company obtained a Summary Judgment against One World Ventures, Inc.  One World Ventures, did not have executed documents, but, on December 16, 2019, erroneously, issued 19,909,404 restricted common shares to Activist Investing LLC., Conduit’s, apparent, assignee.  On June 1, 2020, not having the executed documents One World Ventures canceled the Shares purportedly owned by Activist.

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

On September 5, 2023 the Plaintiffs filed a motion to determine money damages and for an order to show cause why the defendant should not be held in contempt of court.  One World Ventures has provided argument against both claims.  No decision has been rendered at the time this document is released.

 Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2023, the Company issued 827,363,007 of its restricted common shares to an investor for $12,000,000 cash.

The above securities were issued in reliance on the exemption under Section 4(a) (2) of the Securities Act. These securities qualified for exemption under Section 4(a) (2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a) (2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a) (2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a) (2) of the Securities Act for these transactions.

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

One World Ventures, Inc.

/s/ Da Mu Lin	November 13, 2023
Da Mu Lin, CEO, Principal Executive Officer, Director	Date

/s/ Da Mu Lin	November 13, 2023
Da Mu Lin, CFO, Principal Financial Officer and Principal Accounting Officer	Date

